Form 10-K
period 2020-12-31
CSAIL 2019-C18 Commercial Mortgage Trust
filed 2021-03-12
CIK 1792905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Central Index Key Number of the sponsor: 0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4129060 38-4129061 38-7235630 (I.R.S. Employer Identification Numbers)

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

Not applicable.

EXPLANATORY NOTES

The Crimson Retail Portfolio Mortgage Loan, which constituted approximately 2.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Crimson Retail Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Crimson Retail Portfolio Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan and the Courtyard by Marriott Secaucus Mortgage Loan, which constituted approximately 1.4%, 1.2% and 0.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan and the Courtyard by Marriott Secaucus Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Gatlin Retail Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Phoenix Industrial Portfolio II Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Courtyard by Marriott Secaucus Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the UBS Commercial Mortgage Trust 2019-C17 transaction, Commission File Number 333-227784-04 (the “UBS 2019-C17 Transaction”). These loan combinations, including the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan and the Courtyard by Marriott Secaucus Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2019-C17 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Farmers Insurance Mortgage Loan and the special servicer of the Farmers Insurance Mortgage Loan prior to April 21, 2020. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

3650 REIT Loan Servicing LLC is the special servicer of the Farmers Insurance Mortgage Loan, which constituted approximately 5.3% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Farmers Insurance Mortgage Loan from April 21, 2020 to December 31, 2020. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Farmers Insurance Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the Redwood Technology Center Mortgage Loan, the United Healthcare Office Mortgage Loan, the Presidential City Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the Del Mar Terrace Apartments Mortgage Loan and the Courtyard by Marriott Secaucus Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Del Mar Terrace Apartments Mortgage Loan, the Farmers Insurance Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the Courtyard by Marriott Secaucus Mortgage Loan, the Presidential City Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan and the Redwood Technology Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Del Mar Terrace Apartments Mortgage Loan and the Presidential City Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Del Mar Terrace Apartments Mortgage Loan prior to May 6, 2020, Argentic Services Company LP as special servicer of the Del Mar Terrace Apartments Mortgage Loan on and after May 6, 2020, 3650 REIT Loan Servicing LLC as special servicer of the Farmers Insurance Mortgage Loan on and after April 21, 2020, KeyBank National Association as primary servicer of the Presidential City Mortgage Loan and AEGON USA Realty Advisors, LLC as special servicer of the Presidential City Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the Del Mar Terrace Apartments Mortgage Loan prior to May 6, 2020, Argentic Services Company LP as special servicer of the Del Mar Terrace Apartments Mortgage Loan on and after May 6, 2020, 3650 REIT Loan Servicing LLC as special servicer of the Farmers Insurance Mortgage Loan on and after April 21, 2020, KeyBank National Association as primary servicer of the Presidential City Mortgage Loan and AEGON USA Realty Advisors, LLC as special servicer of the Presidential City Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.8         Wells Fargo Bank, National Association, as Trustee of the Crimson Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.9         Wells Fargo Bank, National Association, as Custodian of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.10       Pentalpha Surveillance LLC, as Operating Advisor of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan

33.12       LNR Partners, LLC, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

33.13       Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.14       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.4)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.5)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan

33.18       National Tax Search, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan

33.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Farmers Insurance Mortgage Loan (see Exhibit 33.1)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Farmers Insurance Mortgage Loan prior to April 21, 2020 (see Exhibit 33.1)

33.21       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan on and after April 21, 2020 (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Trustee of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the Farmers Insurance Mortgage Loan (see Exhibit 33.4)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the Farmers Insurance Mortgage Loan

33.25       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       AEGON USA Realty Advisors, LLC, as Special Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 33.4)

33.29       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.11)

33.30       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.31       Wilmington Trust, National Association, as Trustee of the Gatlin Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.33       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.34       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.17)

33.35       National Tax Search, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.18)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.11)

33.37       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.2)

33.38       Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.4)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.5)

33.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.17)

33.42       National Tax Search, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.18)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.11)

33.44       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.2)

33.45       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Secaucus Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.4)

33.47       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.5)

33.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.17)

33.49       National Tax Search, LLC, as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.18)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.11)

33.51       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan

33.52       Wilmington Trust, National Association, as Trustee of the ILPT Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.24)

33.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.17)

33.56       National Tax Search, LLC, as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.18)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 33.11)

33.58       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 33.2)

33.59       Wilmington Trust, National Association, as Trustee of the United Healthcare Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the United Healthcare Office Mortgage Loan (see Exhibit 33.4)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the United Healthcare Office Mortgage Loan (see Exhibit 33.24)

33.62       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 33.17)

33.63       National Tax Search, LLC, as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 33.18)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 33.11)

33.65       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 33.2)

33.66       Wilmington Trust, National Association, as Trustee of the Redwood Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the Redwood Technology Center Mortgage Loan (see Exhibit 33.4)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the Redwood Technology Center Mortgage Loan (see Exhibit 33.24)

33.69       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 33.17)

33.70       National Tax Search, LLC, as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 33.18)

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

34.8         Wells Fargo Bank, National Association, as Trustee of the Crimson Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.9         Wells Fargo Bank, National Association, as Custodian of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.10       Pentalpha Surveillance LLC, as Operating Advisor of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan

34.12       LNR Partners, LLC, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

34.13       Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.14       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.4)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.5)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan

34.18       National Tax Search, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan

34.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Farmers Insurance Mortgage Loan (see Exhibit 34.1)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Farmers Insurance Mortgage Loan prior to April 21, 2020 (see Exhibit 34.1)

34.21       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan on and after April 21, 2020 (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Trustee of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the Farmers Insurance Mortgage Loan (see Exhibit 34.4)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the Farmers Insurance Mortgage Loan

34.25       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       AEGON USA Realty Advisors, LLC, as Special Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 34.4)

34.29       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.11)

34.30       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.31       Wilmington Trust, National Association, as Trustee of the Gatlin Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.33       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.34       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.17)

34.35       National Tax Search, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.18)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.11)

34.37       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.2)

34.38       Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.4)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.5)

34.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.17)

34.42       National Tax Search, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.18)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.11)

34.44       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.2)

34.45       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Secaucus Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.4)

34.47       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.5)

34.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.17)

34.49       National Tax Search, LLC, as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.18)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.11)

34.51       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan

34.52       Wilmington Trust, National Association, as Trustee of the ILPT Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.24)

34.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.17)

34.56       National Tax Search, LLC, as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.18)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 34.11)

34.58       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 34.2)

34.59       Wilmington Trust, National Association, as Trustee of the United Healthcare Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the United Healthcare Office Mortgage Loan (see Exhibit 34.4)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the United Healthcare Office Mortgage Loan (see Exhibit 34.24)

34.62       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 34.17)

34.63       National Tax Search, LLC, as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 34.18)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 34.11)

34.65       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 34.2)

34.66       Wilmington Trust, National Association, as Trustee of the Redwood Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the Redwood Technology Center Mortgage Loan (see Exhibit 34.4)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the Redwood Technology Center Mortgage Loan (see Exhibit 34.24)

34.69       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 34.17)

34.70       National Tax Search, LLC, as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 34.18)

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

35.5         Rialto Capital Advisors, LLC, as Special Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan

35.7         LNR Partners, LLC, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.8         Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Farmers Insurance Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Farmers Insurance Mortgage Loan prior to April 21, 2020 (see Exhibit 35.1)

35.11       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan on and after April 21, 2020 (Omitted. See Explanatory Notes.)

35.12       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       AEGON USA Realty Advisors, LLC, as Special Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.6)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 35.6)

35.17       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 35.6)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 35.2)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 35.6)

35.21       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 35.6)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 35.2)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 35.6)

35.25       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 35.2)

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

Date: March 11, 2021