Form 10-K
period 2021-12-31
CSAIL 2019-C18 Commercial Mortgage Trust
filed 2022-03-16
CIK 1792905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Presidential City Mortgage Loan, which constituted approximately 2.2% of the asset pool of the issuing entity as of its cut-off date.  The Presidential City Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Presidential City Mortgage Loan, five other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the SG Commercial Mortgage Securities Trust 2019-PREZ transaction (the “SGCMS 2019-PREZ Transaction”). This loan combination, including the Presidential City Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the SGCMS 2019-PREZ Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the ILPT Industrial Portfolio Mortgage Loan, which constituted approximately 5.0% of the asset pool of the issuing entity as of its cut-off date.  The ILPT Industrial Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the ILPT Industrial Portfolio Mortgage Loan, six other pari passu loans and twelve subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2019-L3 transaction, Commission File Number 333-227446-07 (the “MSC 2019-L3 Transaction”). This loan combination, including the ILPT Industrial Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-L3 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Redwood Technology Center Mortgage Loan and the United Healthcare Office Mortgage Loan, which constituted approximately 2.9% and 2.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Redwood Technology Center Mortgage Loan and United Healthcare Office Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Redwood Technology Center Mortgage Loan or United Healthcare Office Mortgage Loan and three other pari passu loans, each of which are not assets of the issuing entity.  These loan combinations, including the Redwood Technology Center Mortgage Loan and the United Healthcare Office Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Redwood Technology Center loan combination and the United Healthcare Office loan combination in the UBS Commercial Mortgage Trust 2019-C18 transaction, Commission File Number 333-227784-05   (the “UBS 2019-C18 Transaction”).  After the closing of the UBS 2019-C18 Transaction on December 20, 2019, these loan combinations, including the Redwood Technology Center Mortgage Loan and the United Healthcare Office Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2019-C18 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Farmers Insurance Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings, LLC is the special servicer of the Presidential City Mortgage Loan on and after September 3, 2021 and the ILPT Industrial Portfolio Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Situs Holdings, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Situs Holdings, LLC is servicing more than 5% of the pool assets. Situs Holdings, LLC is an affiliate of Rialto Real Estate Fund III – Debt, LP, one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Situs Holdings, LLC pursuant to Item 1123 of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Del Mar Terrace Apartments Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the Courtyard by Marriott Secaucus Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan and the Redwood Technology Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Farmers Insurance Mortgage Loan, the Del Mar Terrace Apartments Mortgage Loan and the Presidential City Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the Del Mar Terrace Apartments Mortgage Loan, KeyBank National Association as primary servicer of the Presidential City Mortgage Loan and AEGON USA Realty Advisors, LLC as special servicer of the Presidential City Mortgage Loan prior to September 3, 2021, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Argentic Services Company LP as special servicer of the Del Mar Terrace Apartments Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the Farmers Insurance Mortgage Loan, KeyBank National Association as primary servicer of the Presidential City Mortgage Loan and AEGON USA Realty Advisors, LLC as special servicer of the Presidential City Mortgage Loan prior to September 3, 2021, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2021, furnished pursuant to Item 1123 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

4.4           Trust and Servicing Agreement, dated as of September 6, 2019, between SG Commercial Mortgage Securities, LLC, as Depositor, KeyBank National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-227081-04 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of October 1, 2019, among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-227081-04 and incorporated by reference herein).

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

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.1)

33.9         Rialto Capital Advisors, LLC, as Special Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.10       Wells Fargo Bank, National Association, as Trustee of the Crimson Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Custodian of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.12       Pentalpha Surveillance LLC, as Operating Advisor of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.14       Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan

33.15       Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.4)

33.18       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.5)

33.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Farmers Insurance Mortgage Loan (see Exhibit 33.1)

33.22       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan

33.23       Wells Fargo Bank, National Association, as Trustee of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Farmers Insurance Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Farmers Insurance Mortgage Loan

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.27       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       AEGON USA Realty Advisors, LLC, as Special Servicer of the Presidential City Mortgage Loan prior to September 3, 2021 (Omitted. See Explanatory Notes.)

33.29       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan on and after September 3, 2021

33.30       Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 33.4)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.14)

33.34       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.35       Wilmington Trust, National Association, as Trustee of the Gatlin Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.19)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.14)

33.41       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.2)

33.42       Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.4)

33.44       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.5)

33.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.19)

33.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.47       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.14)

33.48       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.2)

33.49       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Secaucus Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.4)

33.51       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.5)

33.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.19)

33.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.14)

33.55       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.29)

33.56       Wilmington Trust, National Association, as Trustee of the ILPT Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.25)

33.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.19)

33.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 33.14)

33.62       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 33.2)

33.63       Wilmington Trust, National Association, as Trustee of the United Healthcare Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the United Healthcare Office Mortgage Loan (see Exhibit 33.4)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the United Healthcare Office Mortgage Loan (see Exhibit 33.25)

33.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 33.19)

33.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.68       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 33.14)

33.69       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 33.2)

33.70       Wilmington Trust, National Association, as Trustee of the Redwood Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Custodian of the Redwood Technology Center Mortgage Loan (see Exhibit 33.4)

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the Redwood Technology Center Mortgage Loan (see Exhibit 33.25)

33.73       CoreLogic Solutions, LLC, as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 33.19)

33.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

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

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.1)

34.9         Rialto Capital Advisors, LLC, as Special Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.10       Wells Fargo Bank, National Association, as Trustee of the Crimson Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Custodian of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.12       Pentalpha Surveillance LLC, as Operating Advisor of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.14       Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan

34.15       Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.4)

34.18       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.5)

34.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Farmers Insurance Mortgage Loan (see Exhibit 34.1)

34.22       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan

34.23       Wells Fargo Bank, National Association, as Trustee of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Farmers Insurance Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Farmers Insurance Mortgage Loan

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.27       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       AEGON USA Realty Advisors, LLC, as Special Servicer of the Presidential City Mortgage Loan prior to September 3, 2021 (Omitted. See Explanatory Notes.)

34.29       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan on and after September 3, 2021

34.30       Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 34.4)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.14)

34.34       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.35       Wilmington Trust, National Association, as Trustee of the Gatlin Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.19)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.14)

34.41       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.2)

34.42       Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.4)

34.44       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.5)

34.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.19)

34.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.47       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.14)

34.48       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.2)

34.49       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Secaucus Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.4)

34.51       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.5)

34.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.19)

34.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.14)

34.55       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.29)

34.56       Wilmington Trust, National Association, as Trustee of the ILPT Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.25)

34.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.19)

34.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 34.14)

34.62       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 34.2)

34.63       Wilmington Trust, National Association, as Trustee of the United Healthcare Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the United Healthcare Office Mortgage Loan (see Exhibit 34.4)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the United Healthcare Office Mortgage Loan (see Exhibit 34.25)

34.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 34.19)

34.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.68       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 34.14)

34.69       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 34.2)

34.70       Wilmington Trust, National Association, as Trustee of the Redwood Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Custodian of the Redwood Technology Center Mortgage Loan (see Exhibit 34.4)

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the Redwood Technology Center Mortgage Loan (see Exhibit 34.25)

34.73       CoreLogic Solutions, LLC, as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 34.19)

34.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan

35.8         Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Farmers Insurance Mortgage Loan (see Exhibit 35.1)

35.10       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       AEGON USA Realty Advisors, LLC, as Special Servicer of the Presidential City Mortgage Loan prior to September 3, 2021 (Omitted. See Explanatory Notes.)

35.13       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan on and after September 3, 2021

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.7)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 35.7)

35.17       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 35.7)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 35.2)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 35.7)

35.21       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 35.13)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 35.7)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 35.2)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 35.7)

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
(Depositor)

/s/ Julia Powell

Julia Powell, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 16, 2022