Form 10-K
period 2022-12-31
CSAIL 2019-C18 Commercial Mortgage Trust
filed 2023-03-15
CIK 1792905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Situs Holdings, LLC is the special servicer of the Presidential City Mortgage Loan and the ILPT Industrial Portfolio Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Situs Holdings, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Situs Holdings, LLC is servicing more than 5% of the pool assets.  Situs Holdings, LLC is an affiliate of Rialto Real Estate Fund III – Debt, LP, one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Situs Holdings, LLC pursuant to Item 1123.

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

With respect to the pari passu loan combinations that include the Del Mar Terrace Apartments Mortgage Loan, the Farmers Insurance Mortgage Loan and the Presidential City Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the Del Mar Terrace Apartments Mortgage Loan and KeyBank National Association as primary servicer of the Presidential City Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Argentic Services Company LP as special servicer of the Del Mar Terrace Apartments Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the Farmers Insurance Mortgage Loan and KeyBank National Association as primary servicer of the Presidential City Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved].

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Trustee, Certificate Administrator and Custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

33.9         Rialto Capital Advisors, LLC, as Special Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.10       Wells Fargo Bank, National Association, as Trustee of the Crimson Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Custodian of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.12       Pentalpha Surveillance LLC, as Operating Advisor of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.16       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.4)

33.18       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.5)

33.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

33.22       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan

33.23       Wells Fargo Bank, National Association, as Trustee of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Farmers Insurance Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Farmers Insurance Mortgage Loan

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.27       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan

33.29       Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 33.4)

33.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.32       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.14)

33.33       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.34       Wilmington Trust, National Association, as Trustee of the Gatlin Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.19)

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.39       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.14)

33.40       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.2)

33.41       Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.4)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.5)

33.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.19)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.14)

33.47       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.2)

33.48       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Secaucus Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.4)

33.50       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.5)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.19)

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.14)

33.54       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.28)

33.55       Wilmington Trust, National Association, as Trustee of the ILPT Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.25)

33.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.19)

33.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 33.14)

33.61       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 33.2)

33.62       Wilmington Trust, National Association, as Trustee of the United Healthcare Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the United Healthcare Office Mortgage Loan (see Exhibit 33.4)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the United Healthcare Office Mortgage Loan (see Exhibit 33.25)

33.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 33.19)

33.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 33.14)

33.68       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 33.2)

33.69       Wilmington Trust, National Association, as Trustee of the Redwood Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Custodian of the Redwood Technology Center Mortgage Loan (see Exhibit 33.4)

33.71       Park Bridge Lender Services LLC, as Operating Advisor of the Redwood Technology Center Mortgage Loan (see Exhibit 33.25)

33.72       CoreLogic Solutions, LLC, as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 33.19)

33.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

34.9         Rialto Capital Advisors, LLC, as Special Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.10       Wells Fargo Bank, National Association, as Trustee of the Crimson Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Custodian of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.12       Pentalpha Surveillance LLC, as Operating Advisor of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.16       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.4)

34.18       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.5)

34.19       CoreLogic Solutions, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

34.22       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan

34.23       Wells Fargo Bank, National Association, as Trustee of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Farmers Insurance Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Farmers Insurance Mortgage Loan

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.27       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan

34.29       Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 34.4)

34.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.32       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.14)

34.33       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.34       Wilmington Trust, National Association, as Trustee of the Gatlin Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.37       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.19)

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.39       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.14)

34.40       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.2)

34.41       Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.4)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.5)

34.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.19)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.14)

34.47       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.2)

34.48       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Secaucus Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.4)

34.50       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.5)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.19)

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.14)

34.54       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.28)

34.55       Wilmington Trust, National Association, as Trustee of the ILPT Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.25)

34.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.19)

34.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 34.14)

34.61       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 34.2)

34.62       Wilmington Trust, National Association, as Trustee of the United Healthcare Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the United Healthcare Office Mortgage Loan (see Exhibit 34.4)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the United Healthcare Office Mortgage Loan (see Exhibit 34.25)

34.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 34.19)

34.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 34.14)

34.68       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 34.2)

34.69       Wilmington Trust, National Association, as Trustee of the Redwood Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Custodian of the Redwood Technology Center Mortgage Loan (see Exhibit 34.4)

34.71       Park Bridge Lender Services LLC, as Operating Advisor of the Redwood Technology Center Mortgage Loan (see Exhibit 34.25)

34.72       CoreLogic Solutions, LLC, as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 34.19)

34.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.10       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.7)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 35.7)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 35.7)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 35.2)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 35.7)

35.20       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 35.12)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 35.7)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 35.2)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 35.7)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 35.2)

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

Credit Suisse Commercial Mortgage Securities Corp.
(Depositor)

/s/ Patrick Remmert Jr.

Patrick A. Remmert Jr., Authorized Signatory

(senior officer in charge of securitization of the depositor)

Date: March 14, 2023