Form 10-K
period 2023-12-31
CSAIL 2019-C18 Commercial Mortgage Trust
filed 2024-03-15
CIK 1792905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Gatlin Retail Portfolio Mortgage Loan and the Phoenix Industrial Portfolio II Mortgage Loan, which constituted approximately 1.4% and 1.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Gatlin Retail Portfolio Mortgage Loan and the Phoenix Industrial Portfolio II Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Gatlin Retail Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (b) with respect to the Phoenix Industrial Portfolio II Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the UBS Commercial Mortgage Trust 2019-C17 transaction, Commission File Number 333-227784-04 (the “UBS 2019-C17 Transaction”). These loan combinations, including the Gatlin Retail Portfolio Mortgage Loan and the Phoenix Industrial Portfolio II Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2019-C17 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K. The Courtyard by Marriott Secaucus Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the UBS 2019-C17 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.”

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

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the United Healthcare Office Mortgage Loan, the Redwood Technology Center Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan and the Phoenix Industrial Portfolio II Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the ILPT Industrial Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan, the Redwood Technology Center Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan and the Del Mar Terrace Apartments Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Farmers Insurance Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the Redwood Technology Center Mortgage Loan, the United Healthcare Office Mortgage Loan, the Presidential City Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan and the Del Mar Terrace Apartments Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan and the Del Mar Terrace Apartments Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the Del Mar Terrace Apartments Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan and the Redwood Technology Center Mortgage Loan.  Pursuant to the pooling and servicing agreement for the WFCM 2019-C52 Transaction, the pooling and servicing agreement for the UBS 2019-C17 Transaction, the pooling and servicing agreement for the MSC 2019-L3 Transaction and the pooling and servicing agreement for the UBS 2019-C18 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Del Mar Terrace Apartments Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan and the Redwood Technology Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Del Mar Terrace Apartments Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan and the Redwood Technology Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Del Mar Terrace Apartments Mortgage Loan, the Farmers Insurance Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the Presidential City Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan and the Redwood Technology Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Gatlin Retail Portfolio Mortgage Loan and the Phoenix Industrial Portfolio II Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2019-C17 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2019-C17 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2019-C17 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.42       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.4)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.5)

33.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.19)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.14)

33.47       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.28)

33.48       Wilmington Trust, National Association, as Trustee of the ILPT Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.25)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.19)

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 33.14)

33.54       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 33.2)

33.55       Wilmington Trust, National Association, as Trustee of the United Healthcare Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the United Healthcare Office Mortgage Loan (see Exhibit 33.4)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the United Healthcare Office Mortgage Loan (see Exhibit 33.25)

33.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 33.19)

33.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 33.14)

33.61       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 33.2)

33.62       Wilmington Trust, National Association, as Trustee of the Redwood Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the Redwood Technology Center Mortgage Loan (see Exhibit 33.4)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the Redwood Technology Center Mortgage Loan (see Exhibit 33.25)

33.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 33.19)

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

34.42       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.4)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.5)

34.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.19)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.14)

34.47       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.28)

34.48       Wilmington Trust, National Association, as Trustee of the ILPT Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.25)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.19)

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 34.14)

34.54       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 34.2)

34.55       Wilmington Trust, National Association, as Trustee of the United Healthcare Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the United Healthcare Office Mortgage Loan (see Exhibit 34.4)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the United Healthcare Office Mortgage Loan (see Exhibit 34.25)

34.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 34.19)

34.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 34.14)

34.61       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 34.2)

34.62       Wilmington Trust, National Association, as Trustee of the Redwood Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the Redwood Technology Center Mortgage Loan (see Exhibit 34.4)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the Redwood Technology Center Mortgage Loan (see Exhibit 34.25)

34.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 34.19)

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

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.7)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 35.7)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 35.7)

35.18       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 35.12)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 35.7)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 35.7)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 35.2)

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

/s/ Lawrence Chun

Lawrence Chun, Authorized Signatory

(senior officer in charge of securitization of the depositor)

Date: March 14, 2024