Form 10-K
period 2024-12-31
CSAIL 2019-C18 Commercial Mortgage Trust
filed 2025-03-11
CIK 1792905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the ILPT Industrial Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan, the Redwood Technology Center Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the Courtyard by Marriott Secaucus Mortgage Loan and the Del Mar Terrace Apartments Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Farmers Insurance Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the Redwood Technology Center Mortgage Loan, the United Healthcare Office Mortgage Loan, the Presidential City Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the Courtyard by Marriott Secaucus Mortgage Loan and the Del Mar Terrace Apartments Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the Courtyard by Marriott Secaucus Mortgage Loan and the Del Mar Terrace Apartments Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings, LLC is the special servicer of the Presidential City Mortgage Loan prior to September 23, 2024 and the ILPT Industrial Portfolio Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Situs Holdings, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Situs Holdings, LLC is servicing more than 5% of the pool assets.  Situs Holdings, LLC is an affiliate of Rialto Real Estate Fund III – Debt, LP, one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Situs Holdings, LLC pursuant to Item 1123.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Del Mar Terrace Apartments Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the Courtyard by Marriott Secaucus Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan and the Redwood Technology Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Del Mar Terrace Apartments Mortgage Loan, the Farmers Insurance Mortgage Loan and the Presidential City Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the Del Mar Terrace Apartments Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Presidential City Mortgage Loan on and after September 23, 2024 and KeyBank National Association as primary servicer of the Presidential City Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Argentic Services Company LP as special servicer of the Del Mar Terrace Apartments Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the Farmers Insurance Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Presidential City Mortgage Loan on and after September 23, 2024 and KeyBank National Association as primary servicer of the Presidential City Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, trustee, and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

33.24       Wells Fargo Bank, National Association, as Custodian of the Farmers Insurance Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Farmers Insurance Mortgage Loan

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.27       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan prior to September 23, 2024

33.29       Torchlight Loan Services, LLC, as Special Servicer of the Presidential City Mortgage Loan on and after September 23, 2024 (Omitted. See Explanatory Notes.)

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

34.24       Wells Fargo Bank, National Association, as Custodian of the Farmers Insurance Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Farmers Insurance Mortgage Loan

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.27       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan prior to September 23, 2024

34.29       Torchlight Loan Services, LLC, as Special Servicer of the Presidential City Mortgage Loan on and after September 23, 2024 (Omitted. See Explanatory Notes.)

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

35.10       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Situs Holdings, LLC, as Special Servicer of the Presidential City Mortgage Loan prior to September 23, 2024

35.13       Torchlight Loan Services, LLC, as Special Servicer of the Presidential City Mortgage Loan on and after September 23, 2024 (Omitted. See Explanatory Notes.)

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

Credit Suisse Commercial Mortgage Securities Corp.
(Depositor)

/s/ Julian Gould

Julian Gould, President

(senior officer in charge of securitization of the depositor)

Date: March 11, 2025

 /s/ Nader Attalla

Nader Attalla, Authorized Signatory

Date: March 11, 2025