Form 10-K
period 2025-12-31
CSAIL 2019-C18 Commercial Mortgage Trust
filed 2026-03-18
CIK 1792905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the ILPT Industrial Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan, the Redwood Technology Center Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the Courtyard by Marriott Secaucus Mortgage Loan and the Del Mar Terrace Apartments Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of the ILPT Industrial Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan, the Redwood Technology Center Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the Courtyard by Marriott Secaucus Mortgage Loan and the Del Mar Terrace Apartments Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the Del Mar Terrace Apartments Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Phoenix Industrial Portfolio II Mortgage Loan, the Courtyard by Marriott Secaucus Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan and the Redwood Technology Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Del Mar Terrace Apartments Mortgage Loan, the Farmers Insurance Mortgage Loan and the Presidential City Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the Del Mar Terrace Apartments Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Presidential City Mortgage Loan and KeyBank National Association as primary servicer of the Presidential City Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Argentic Services Company LP as special servicer of the Del Mar Terrace Apartments Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of the Farmers Insurance Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Presidential City Mortgage Loan and KeyBank National Association as primary servicer of the Presidential City Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.10       Wells Fargo Bank, National Association, as Trustee of the Crimson Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Custodian of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.12       Pentalpha Surveillance LLC, as Operating Advisor of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.14       Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan prior to March 1, 2025

33.15       Trimont LLC, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan on and after March 1, 2025

33.16       Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.17       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.4)

33.19       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 33.5)

33.20       CoreLogic Solutions, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan

33.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Farmers Insurance Mortgage Loan (see Exhibit 33.1)

33.23       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan

33.24       Wells Fargo Bank, National Association, as Trustee of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Custodian of the Farmers Insurance Mortgage Loan (see Exhibit 33.4)

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Farmers Insurance Mortgage Loan

33.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.28       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Torchlight Loan Services, LLC, as Special Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 33.4)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.14)

33.34       Trimont LLC, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.15)

33.35       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.36       Wilmington Trust, National Association, as Trustee of the Gatlin Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.20)

33.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan prior to March 1, 2025 (see Exhibit 33.14)

33.42       Trimont LLC, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan on and after March 1, 2025 (see Exhibit 33.15)

33.43       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.2)

33.44       Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.4)

33.46       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.5)

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.20)

33.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan prior to March 1, 2025 (see Exhibit 33.14)

33.50       Trimont LLC, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan on and after March 1, 2025 (see Exhibit 33.15)

33.51       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.2)

33.52       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Secaucus Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.4)

33.54       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.5)

33.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.20)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.14)

33.58       Trimont LLC, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.15)

33.59       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan

33.60       Wilmington Trust, National Association, as Trustee of the ILPT Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.26)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.20)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan prior to March 1, 2025 (see Exhibit 33.14)

33.66       Trimont LLC, as Primary Servicer of the United Healthcare Office Mortgage Loan on and after March 1, 2025 (see Exhibit 33.15)

33.67       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 33.2)

33.68       Wilmington Trust, National Association, as Trustee of the United Healthcare Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Wells Fargo Bank, National Association, as Custodian of the United Healthcare Office Mortgage Loan (see Exhibit 33.4)

33.70       Park Bridge Lender Services LLC, as Operating Advisor of the United Healthcare Office Mortgage Loan (see Exhibit 33.26)

33.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 33.20)

33.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.73       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.14)

33.74       Trimont LLC, as Primary Servicer of the Redwood Technology Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.15)

33.75       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 33.2)

33.76       Wilmington Trust, National Association, as Trustee of the Redwood Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Custodian of the Redwood Technology Center Mortgage Loan (see Exhibit 33.4)

33.78       Park Bridge Lender Services LLC, as Operating Advisor of the Redwood Technology Center Mortgage Loan (see Exhibit 33.26)

33.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 33.20)

33.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.10       Wells Fargo Bank, National Association, as Trustee of the Crimson Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Custodian of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.12       Pentalpha Surveillance LLC, as Operating Advisor of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.14       Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan prior to March 1, 2025

34.15       Trimont LLC, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan on and after March 1, 2025

34.16       Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.17       Wilmington Trust, National Association, as Trustee of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.4)

34.19       Pentalpha Surveillance LLC, as Operating Advisor of the Del Mar Terrace Apartments Mortgage Loan (see Exhibit 34.5)

34.20       CoreLogic Solutions, LLC, as Servicing Function Participant of the Del Mar Terrace Apartments Mortgage Loan

34.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Farmers Insurance Mortgage Loan (see Exhibit 34.1)

34.23       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan

34.24       Wells Fargo Bank, National Association, as Trustee of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Custodian of the Farmers Insurance Mortgage Loan (see Exhibit 34.4)

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Farmers Insurance Mortgage Loan

34.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.28       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Torchlight Loan Services, LLC, as Special Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Trustee of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the Presidential City Mortgage Loan (see Exhibit 34.4)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.14)

34.34       Trimont LLC, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.15)

34.35       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.36       Wilmington Trust, National Association, as Trustee of the Gatlin Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.39       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.20)

34.40       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan prior to March 1, 2025 (see Exhibit 34.14)

34.42       Trimont LLC, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan on and after March 1, 2025 (see Exhibit 34.15)

34.43       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.2)

34.44       Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.4)

34.46       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.5)

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.20)

34.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan prior to March 1, 2025 (see Exhibit 34.14)

34.50       Trimont LLC, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan on and after March 1, 2025 (see Exhibit 34.15)

34.51       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.2)

34.52       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Secaucus Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.4)

34.54       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.5)

34.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.20)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.14)

34.58       Trimont LLC, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.15)

34.59       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan

34.60       Wilmington Trust, National Association, as Trustee of the ILPT Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.26)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.20)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan prior to March 1, 2025 (see Exhibit 34.14)

34.66       Trimont LLC, as Primary Servicer of the United Healthcare Office Mortgage Loan on and after March 1, 2025 (see Exhibit 34.15)

34.67       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 34.2)

34.68       Wilmington Trust, National Association, as Trustee of the United Healthcare Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Wells Fargo Bank, National Association, as Custodian of the United Healthcare Office Mortgage Loan (see Exhibit 34.4)

34.70       Park Bridge Lender Services LLC, as Operating Advisor of the United Healthcare Office Mortgage Loan (see Exhibit 34.26)

34.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 34.20)

34.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.73       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.14)

34.74       Trimont LLC, as Primary Servicer of the Redwood Technology Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.15)

34.75       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 34.2)

34.76       Wilmington Trust, National Association, as Trustee of the Redwood Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Custodian of the Redwood Technology Center Mortgage Loan (see Exhibit 34.4)

34.78       Park Bridge Lender Services LLC, as Operating Advisor of the Redwood Technology Center Mortgage Loan (see Exhibit 34.26)

34.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 34.20)

34.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan prior to March 1, 2025

35.8         Trimont LLC, as Primary Servicer of the Del Mar Terrace Apartments Mortgage Loan on and after March 1, 2025

35.9         Argentic Services Company LP, as Special Servicer of the Del Mar Terrace Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Farmers Insurance Mortgage Loan (see Exhibit 35.1)

35.11       3650 REIT Loan Servicing LLC, as Special Servicer of the Farmers Insurance Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       KeyBank National Association, as Primary Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Torchlight Loan Services, LLC, as Special Servicer of the Presidential City Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.7)

35.15       Trimont LLC, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.8)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan prior to March 1, 2025 (see Exhibit 35.7)

35.18       Trimont LLC, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan on and after March 1, 2025 (see Exhibit 35.8)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 35.2)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan prior to March 1, 2025 (see Exhibit 35.7)

35.21       Trimont LLC, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan on and after March 1, 2025 (see Exhibit 35.8)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 35.2)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.7)

35.24       Trimont LLC, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.8)

35.25       Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan prior to March 1, 2025 (see Exhibit 35.7)

35.27       Trimont LLC, as Primary Servicer of the United Healthcare Office Mortgage Loan on and after March 1, 2025 (see Exhibit 35.8)

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 35.2)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.7)

35.30       Trimont LLC, as Primary Servicer of the Redwood Technology Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.8)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 35.2)

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

Credit Suisse Commercial Mortgage Securities Corp.
(Depositor)

/s/ Michael Parniawski

Michael Parniawski, Executive Director

(senior officer in charge of securitization of the depositor)

Date: March 18, 2026

/s/ Nader Attalla

Nader Attalla, Authorized Signatory

Date: March 18, 2026